Form 10-K405
period 2000-12-31
CIT EQUIPMENT COLLATERAL 2000-1
filed 2001-04-16
CIK 1114967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                    FORM 10-K

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For The Transition Period From ________________ to ________________

                        Commission File Number 333-74847
                         CIT Equipment Collateral 2000-1

                    A DELAWARE                  I.R.S. EMPLOYER IDENTIFICATION
                       TRUST                             No. 22-2684998


                             c/o Capita Corporation
                   650 CIT Drive, Livingston, New Jersey 07039

                         Telephone Number (973) 740-5000

                               ------------------

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                        Name of exchange on
                                                       which registered
          ---------------------                       -------------------
         Receivable-Backed Notes                             None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing. Not Applicable

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                TABLE OF CONTENTS

                                     PART I

Item  Description                                                                                 Page
----  -----------                                                                                 ----
2.    Properties                                                                                     1
3.    Legal Proceedings                                                                              1
4.    Submission of Matters to a Vote of Security-Holders                                            1


                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters                          1
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           1


                                    PART III

12.   Security Ownership of Certain Beneficial Owners and Management                                 2
13.   Certain Relationships and Related Transactions                                                 2


                                     PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               2

                                 PART I

ITEM 2.   PROPERTIES

          The Trust owns no physical properties.

ITEM 3.   LEGAL PROCEEDINGS

          There are no pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          No matter has been submitted to a vote of the holders of the CIT Equipment Collateral 2000-1 (the "Trust")
          Receivable-Backed Notes or Equity Certificate through the solicitation of proxies or otherwise.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public trading market for the Equity Certificate of the Trust. As of December 31, 2000, the number of holders of record were as follows: Equity Certificate: 1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.

                                    PART III

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Not Applicable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           a) Documents filed as a part of the report:


           (3) Exhibits:

           99(a) Independent Auditors' Report

           99(b) Management Assertion pursuant to Section 9.04 of the Pooling and Servicing Agreement dated April 1, 2000 between CIT Equipment Collateral 2000-1, NCT Funding Company, L.L.C, Capita Corporation, and The Chase Manhattan Bank

           23) Independent Auditors' Consent

           b) Current Reports on Form 8-K:

           None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CIT Equipment Collateral 2000-1

                                                 By: Capita Corporation,
                                                     as Servicer

                                                 By: Frank Garcia

                                                 Frank Garcia

                                                 Senior Vice President

April 13, 2001

                                  EXHIBIT INDEX

Exhibit No.

         99(a)    Independent Auditors' Report

         99(b)    Management Assertion.

         23)      Independent Auditors' Consent.